Form 10KSB
period 2000-12-31
HATCO HOLDINGS LTD
filed 2001-04-19
CIK 1127879

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
         [X] Annual Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

         [ ] Transitional Report Under Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

                           Commission File No. 0-31991

                              HATCO HOLDINGS, LTD.
                              --------------------
                 (Name of small business issuer in its charter)

            Oregon                                             93-1167533
            ------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

                             4260 Buckskin Lake Dr.
                             Ellicott City, MD 21042
                                 (410) 531-6091
                                 --------------
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

         Securities registered under Section 12(b) of the Exchange Act:
                                      none

        Securities registered under to Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No --- ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year: $ -0-

                          (Continued on Following Page)

State the aggregate market value of the voting stock held by non- affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of April 13, 2001: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 13, 2001, there were 500,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                 This Form 10-KSB consists of Twenty Two Pages.
                  Exhibit Index is Located at Page Twenty One.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                              HATCO HOLDINGS, LTD.

                                                                            PAGE
                                                                            ----

Facing Page
Index
PART I
Item 1.    Description of Business...................................         4
Item 2.    Description of Property...................................         5
Item 3.    Legal Proceedings.........................................         5
Item 4.    Submission of Matters to a Vote of
               Security Holders......................................         6

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.......................         6
Item 6.    Plan of Operations........................................         6
Item 7     Financial Statements......................................         7
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure..............................        16


PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.....................        16
Item 10.   Executive Compensation....................................        17
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management.................................        18
Item 12.   Certain Relationships and Related
               Transactions..........................................        19

PART IV
Item 13.   Exhibits and Reports of Form 8-K..........................        21



SIGNATURES...........................................................        22

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Hatco Holdings, Ltd. (the "Company") was incorporated on January 17, 1995, under the laws of the State of Oregon, under the name "Hatco General Contractors of Portland, Inc." to engage in any lawful corporate undertaking. The Company changed its name to its current name in October 2000 pursuant to the affirmative vote of its shareholders. Other than issuing shares to its original shareholders, the Company never commenced any other operational activities. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose, described below under "PART II, ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Plan of Operation."

     During the fiscal year ended December 31, 2000, the Company filed a registration statement with the Securities and Exchange Commission on Form 10-SB pursuant to the rules and regulations included under the Securities Exchange Act of 1934, as amended, wherein the Company caused to be registered its common stock. This registration statement became effective on or about January 19, 2001. The purpose of the registration statement was management's belief that the primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a public company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

     The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Relevant thereto, each shareholder of the Company has executed and delivered a "lock-up" letter agreement, affirming that they shall not sell their respective shares of the Company's common stock until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a "blank check" company. In order to provide further assurances that no trading will occur in the Company's securities until a merger or acquisition has been consummated, each shareholder has agreed to place their respective stock certificate with the Company's legal counsel, who will not release these respective certificates until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated. However, while management believes that the procedures established to preclude any sale of the Company's securities prior to closing of a merger or acquisition will be sufficient, there can be no assurances that the procedures established relevant herein will unequivocally limit any shareholder's ability to sell their respective securities before such closing.

     Management of the Company is of the opinion that the business objectives of the Company remain viable, despite the Company's failure to merge with or acquire another business entity to date. Management of the Company continues to review potential merger candidates and acquisition opportunities.

Employees

     The Company has no full time employees. The Company's officers and directors have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers and directors anticipate that the business plan of the Company can be implemented by their devoting an aggregate of approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See "PART III - ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS."

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company has no properties and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable for its objectives.

     The Company operates from its offices at 4260 Buckskin Lake Drive, Ellicott City, Maryland. This space is provided to the Company on a rent free basis by Vaughan M. Dabbs, an officer, director and a principal shareholder of the Company, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this space will meet the Company's needs for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     (a) Market Information. There is presently no trading market for the common or preferred equity of the Company.

     (b) Holders. There are ten (10) holders of the Company's Common Stock.

     (c) Dividends.

     (1) The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended December 31, 2001, unless the Company successfully consummates a merger or acquisition. There can be no assurances that a dividend will be issued even if a merger or acquisition is so consummated.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

     (a) Plan of Operation.
         -----------------

     The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this registration statement.

     The Company's Board of Directors intends to provide the Company's shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation of the same, which disclosure is intended to be in the form of a proxy statement. While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

     The Company has no full time employees. The Company's officers have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See "PART III - ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS - Resumes."

     Because the Company presently has nominal overhead or other material financial obligations, management of the Company believes that the Company's short term cash requirements can be satisfied by management injecting whatever nominal amounts of cash into the Company to cover these incidental expenses. There are no assurances whatsoever that any additional cash will be made available to the Company through any means.

ITEM 7.  FINANCIAL STATEMENTS

                              HATCO HOLDINGS, LTD.
             (formerly Hatco General Contractors of Portland, Inc.)
                          (a development stage company)


                          INDEX TO FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----

Independent Auditors' Report                                                 F-2

Balance sheets                                                               F-3

Statements of operations                                                     F-4

Statement of stockholders' equity                                            F-5

Statements of cash flows                                                     F-6

Notes to financial statements                                          F-7 - F-8

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Hatco Holdings, Ltd.
Clarksville, MD


We have audited the accompanying balance sheets of Hatco Holdings, Ltd. (formerly Hatco General Contractors of Portland, Inc.) (a development stage company), as of December 31, 2000 and 1999 and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended and for the period January 15, 1995 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hatco Holdings, Ltd. (formerly Hatco General Contractors of Portland, Inc.) (a development stage company) at December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended and for the period January 17, 1995 (inception) through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered losses from operations and has a lack of net capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              HORTON & COMPANY, L.L.C.

Wayne, New Jersey
April 9, 2001

                              HATCO HOLDINGS, LTD.
             (formerly Hatco General Contractors of Portland, Inc.)
                          (a development stage company)


                                 BALANCE SHEETS


                                     ASSETS

                                                           December 31,
                                                      ----------------------
                                                         2000        1999
                                                      ----------  ----------


Cash                                                  $        -  $        -
                                                      ----------  ----------

          Total assets                                $        -  $        -
                                                      ==========  ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accrued expenses                                   $    8,611  $        -
                                                      ----------  ----------

          Total liabilities                                8,611           -
                                                      ----------  ----------

Stockholders' equity:
   Preferred stock, no par value
      25,000,000 shares authorized
      no shares issued and outstanding                         -           -
   Common stock, $.001 par value
      100,000,000 shares authorized
      500,000 shares issued and outstanding                  500         500
   Additional paid-in capital                              1,000           -
   Deficit accumulated during the development stage      (10,111)       (500)
                                                      ----------  ----------

           Total stockholders' equity                     (8,611)          -
                                                      ----------  ----------

           Total liabilities and stockholders' equity $        -  $        -
                                                      ==========  ==========







                        See notes to financial statements




                              HATCO HOLDINGS, LTD.
             (formerly Hatco General Contractors of Portland, Inc.)
                          (a development stage company)


                            STATEMENTS OF OPERATIONS




                                                                      January 17, 1995
                                            Year ended December 31,     (inception)
                                            -----------------------       through
                                               2000         1999      December 31, 2000
                                            ----------   ----------   -----------------
Revenues                                    $        -   $        -   $               -

Selling, general and administrative              9,611            -              10,111
                                            ----------   ----------   -----------------

Net loss                                    $   (9,611)  $        -   $         (10,111)
                                            ==========   ==========   =================


Basic loss per share                        $      .00   $      .00   $             .00
                                            ==========   ==========   =================

Weighted average common shares outstanding     500,000      500,000             500,000
                                            ==========   ==========   =================






















                        See notes to financial statements



                              HATCO HOLDINGS, LTD.
             (formerly Hatco General Contractors of Portland, Inc.)
                          (a development stage company)


                        STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                 Deficit
                                                                               Accumulated
                                               Number of           Additional   During the
                                                Shares     Common    paid-in   Development
                                             Common Stock   Stock    capital      Stage       Total
                                             ------------  ------  ----------  -----------  ---------

Balance at January 17, 1995 (inception)                 -  $    -  $        -  $         -  $       -

Stock issued for cash advances made on
   behalf of the Company at $.001 per share       500,000     500           -            -        500

Net loss                                                -       -           -         (500)      (500)
                                             ------------  ------  ----------  -----------  ---------

Balance at December 31, 1995                      500,000     500           -         (500)         -

Net loss                                                -       -           -            -          -
                                             ------------  ------  ----------  -----------  ---------

Balance at December 31, 1996, 1997,
   1998, and 1999                                 500,000     500           -         (500)         -

Administrative expenses paid by officer                 -       -       1,000            -      1,000

Net loss                                                -       -           -       (9,611)    (9,611)
                                             ------------  ------  ----------  -----------  ---------

Balance at December 31, 2000                      500,000  $  500  $    1,000  $   (10,111) $  (8,611)
                                             ============  ======  ==========  ===========  =========













                        See notes to financial statements



                              HATCO HOLDINGS, LTD.
             (formerly Hatco General Contractors of Portland, Inc.)
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS




                                                                             January 17, 1995
                                                   Year ended December 31,     (inception)
                                                   -----------------------       through
                                                     2000          1999      December 31, 2000
                                                   ---------    ----------   -----------------
Net loss                                           $  (9,611)   $        -   $         (10,111)
                                                   ---------    ----------   -----------------
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Issuance of common stock for cash advances           -             -                 500
      Administrative expenses paid by officer          1,000             -               1,000
      Issuance of common stock for cash advances       8,611             -               8,611
                                                   ---------    ----------   -----------------

          Net cash used in operating activities        9,611             -              10,111
                                                   ---------    ----------   -----------------

Net increase (decrease) in cash                            -             -                   -

Cash, beginning of period                                  -             -                   -
                                                   ---------    ----------   -----------------

Cash, end of period                                $       -    $        -   $               -
                                                   =========    ==========   =================

















                        See notes to financial statements

                              HATCO HOLDINGS, LTD.
             (formerly Hatco General Contractors of Portland, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999


1.        Summary of significant accounting policies

          This summary of significant accounting policies of Hatco Holdings, Ltd. (a development stage company) (hereinafter the "Company") is presented to assist in understanding the financial statements. The financial statements and notes are representations of the management of the Company, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

                  Use of estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

                  History and business activity

          Hatco Holdings, Ltd. (the "Company") (a development stage company) was incorporated in the State of Oregon in January 17, 1995, under the name of "Hatco General Contractors of Portland, Inc." Effective October 2, 2000, the Company's articles of incorporation were amended to change the name to "Hatco Holdings, Ltd." The Company was formed to engage in any lawful corporate undertaking. Since inception, the Company has not generated any revenues from its principal business activity.

          During the fiscal year ended December 31, 2000, the Company filed a registration statement with the U.S. Securities and Exchange Commission on Form 10-SB, thereby registering its common stock under the Securities and Exchange Act of 1934, as amended ("34 Act").

                  Development stage

          The Company is currently in the developmental stage and has no significant operations to date.

                  Basic loss per common share

          Basic loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted average number of shares outstanding during the period. Diluted loss per share amounts are not presented because they are anti-dilutive.

2.        Capital stock

          The Company initially authorized 500 shares of par value common stock. On January 17, 1995, the Company issued 500 shares of common stock for cash advances paid on behalf of the Company of $500. Effective October 2, 2000 the Company's articles of incorporation were amended to provide for the issuance of 100,000,000 shares of $.001 par value common stock and 25,000,000 shares of no par value preferred stock. Effective October 11, 2000, the Company's Board approved a 1,000-for-1 forward split of the Company's common stock resulting in 500,000 common shares outstanding. The Company's capital structure, weighted average common shares and loss per share information has been restated for all periods presented to give retroactive effect to the stock split.

3.        Related party events

          The Company maintains a mailing address at an officer's place of business. This address is located at 7008 Woodscape Drive, Clarksville, MD 21029. At this time the Company has no need for an office. As of December 31, 1999, management has incurred a minimal amount of time and expense on behalf of the Company. For the year ended December 31, 2000, management incurred administrative expenses of $1,000 paid by an officer.

4.        Income taxes

          The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

          As of December 31, 2000 and 1999, the Company has a deferred tax asset of $2,900 and $150 which arises from a net operating loss carryforward of approximately $9,600 and $500, respectively. The Company's net operating loss carryforward expires in the years 2010 and 2015. Because of the uncertainty of the Company's ability to generate taxable income in the future to utilize the net operating loss carryforward, such deferred tax asset has been fully reserved though a valuation allowance. The net increase in the valuation allowance for the years ended December 31, 2000 and 1999 was $2,750 and $0, respectively.

5.        Basis of presentation

          In the course of its development activities the Company has sustained continuing losses and expects such losses to continue for the foreseeable future. The Company's management plans on advancing funds on an as needed basis and in the longer term, revenues from the operations of a merger candidate, if found. The Company's ability to continue as a going concern is dependant on these additional management advances, and, ultimately, upon achieving profitable operations through a merger candidate.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of the Company as of the date of this report are as follows:

     Name                     Age        Position
     ----                     ---        --------

     Vaughan M. Dabbs         40         President and Director

     Dayna L. Bolera          33         Secretary/Treasurer and
                                         Director

     All Directors of the Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

     There are no family relationships among the officers and directors. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     (b) Resumes:

     Vaughan M. Dabbs, President and director. Dr. Dabbs has held his positions with the Company since its inception. From February 1989 to February 1998, Dr. Dabbs was the owner and operator of Dabbs Chiropractic Wellness Center located in Columbia, Maryland. From February, 1998 to April 1, 2000, he served as a member of the Board of Directors and as District Director for the Maryland and Washington, D.C. area for Tessa Complete Health Care, Inc., a publicly held Georgia corporation. From April 1, 2000 through the present, Dr. Dabbs has been the owner and operator of Rehab Center of Maryland, LLC, a chiropractic clinic located in Columbia, Maryland. Dr. Dabbs received a Doctor of Chiropractic degree in 1987 from Logan Chiropractic College and a Bachelor of Science degree from McMaster University, Hamilton, Ontario, in June 1982.

He devotes only such time as necessary to the business of the Company, which time is expected to be nominal.

     Dayna L. Bolera, Secretary/Treasurer and director. Dr. Bolera has held her positions with the Company since its inception. In addition, from January 1998 to July 2000, Dr. Bolera was employed as District Director for the Ohio and Kentucky areas for Tessa Complete Health Care, Inc., a publicly held Georgia corporation, and also served on its Board of Directors from February 1998 to January 2000. From June 1996 to December 1997, Dr. Bolera was employed as a Doctor of Chiropractic by Sipple Clinic of Chiropractic located in Bethel, Ohio, and from January through July of 1998, was the owner and operator of Wyoming Chiropractic located in Wyoming, Ohio. Dr. Bolera received a Doctor of
Chiropractic degree in August 1993 from National Chiropractic College and a Bachelor of Science degree from National Chiropractic College in 1991. Dr. Bolera devotes only such time as necessary to the business of the Company, which time is expected to be nominal.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the best knowledge of the Company, neither Ms. Bolera nor Dr. Dabbs filed a Form 3 with the SEC within the time parameters required. There has been no changes in the ownership of the Company's securities since the Company became obligated to file reports pursuant to the Securities Exchange Act of 1934, as amended. All of the issued and outstanding share certificates issued by the Company are presently held in escrow with the Company's legal counsel, until such time as the Company successfully consummates a merger or acquisition.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the fiscal years ended December 31, 2000 and 1999 of the chief executive officer of the Company.

                           SUMMARY COMPENSATION TABLE


                                             Long Term Compensation
                                          ----------------------------

                   Annual Compensation          Awards         Payouts
                  ---------------------   -------------------- -------
                                   Securities
                                Other Under- All
Name                             Annual   Restricted   lying            Other
and                              Compen-    Stock    Options/   LTIP    Compen-
Principal         Salary  Bonus  sation    Award(s)    SARs    Payouts  sation
Position    Year   ($)     ($)    ($)        ($)        (#)      ($)     ($)
----------  ----  ------  -----  ------    --------   -------  -------  ------

Vaughn M.   1999  $    0  $   0  $    0    $      0         0  $     0  $    0
Dabbs,      2000  $    0  $   0  $    0    $      0         0  $     0  $    0
President &
Director
-------------------------

     It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during the fiscal year ending December 31, 2001, except in the event the Company successfully consummates a business combination, of which there is no assurance.

     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during fiscal years 1999 or 2000.

     In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during the fiscal year ended December 31, 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the issuer. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                    Name and          Amount and
                   Address of          Nature of
                   Beneficial         Beneficial        Percent of
Title of Class       Owner              Owner              Class
--------------       -----              -----              -----

Common        Vaughan M. Dabbs          240,000             48%
              4260 Buckskin Lake Dr.
              Ellicott City, MD 21045

Common        Dayna L. Bolera           100,000             20%
              18848 SE Highway
              Clackamas, OR 97015

Common        All Officers and          340,000             68%
              Directors as a
              Group (2 person)

     The balance of the Company's outstanding Common Shares are held by 8 persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Conflicts of Interest

     Members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs.

     The officers and directors of the Company are now and may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. ___ In order to attempt to resolve this conflict of interest, in the event a potential merger or acquisition candidate is brought to management's attention, the company whose registration statement first satisfied all of the SEC's comments will be provided the initial opportunity to engage in the relevant transaction.

     Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of the Company's management in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

     The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

Other

     The Company's principal place of business is provided to the Company on a rent free basis by Vaughn M. Dabbs, an officer and director and a principal shareholder of the Company. In addition, it is anticipated that the Company will become indebted to Dr. Dabbs if and when obligations arise in the future, as the Company has insufficient financial resources to tender any outstanding payment.

     There are no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     (3)  Articles of Incorporation and Bylaws

3.1       Restated Articles of Incorporation                *

3.2       Bylaws                                            *

     (4)  Instruments Defining the Rights of Holders

4.1       Form of Lock-up Agreements Executed
          by the Company's Shareholders                     *

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on or about November 20, 2000 and are incorporated by reference herein.

     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last calendar quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2001.

                                        Hatco Holdings, Ltd.
                                        (Registrant)


                                        By:  s/Vaughn M. Dabbs
                                           --------------------------------
                                           Vaughn M. Dabbs, President


                                        By:  s/Dayna L. Bolera
                                           --------------------------------
                                           Dayna L. Bolera
                                           Secretary-Treasurer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 16, 2001.



 s/Vaughn M. Dabbs
-------------------------------
Vaughn M. Dabbs, Director


 s/Dayna L. Bolera
-------------------------------
Dayna L. Bolera, Director