Form 10QSB
period 2001-06-30
HATCO HOLDINGS LTD
filed 2001-08-17
CIK 1127879

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2001

                         Commission File Number: 0-31991



                              HATCO HOLDINGS, LTD.
        (Exact name of small business issuer as specified in its charter)


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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 2001, was 500,000 shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended June 30, 2001, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein. The Company generated no revenues during the six month period ended June 30, 2001. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - none

     (b) Reports on Form 8-K - none.

                              HATCO HOLDINGS, LTD.
             (formerly Hatco General Contractors of Portland, Inc.)
                          (a development stage company)


                                 BALANCE SHEETS


                                     ASSETS

                                                        June 30,   December 31,
                                                          2001         2000
                                                       ----------  -----------
                                                       (unaudited)

Cash                                                   $        -  $         -
                                                       ----------  -----------
      Total assets                                     $        -  $         -
                                                       ==========  ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
   Accrued expenses                                    $    4,285  $     8,611
                                                       ----------  -----------

      Total liabilities                                     4,825        8,611
                                                       ----------  -----------

Stockholders' deficit:
   Preferred stock, no par value
      25,000,000 shares authorized
      no shares issued and outstanding                          -            -
   Common stock, $.001 par value
      100,000,000 shares authorized
      500,000 shares issued and outstanding                   500          500
   Additional paid-in capital                               8,500        1,000
   Deficit accumulated during the development stage       (13,285)     (10,111)
                                                       ----------  -----------

      Total stockholders' deficit                          (4,285)      (8,611)
                                                       ----------  -----------

      Total liabilities and stockholders' deficit      $        -  $         -
                                                       ==========  ============







                        See notes to financial statements

                              HATCO HOLDINGS, LTD.
             (formerly Hatco General Contractors of Portland, Inc.)
                          (a development stage company)


                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                             Six-month period  January 17, 1995
                                              ended June 30,     (inception)
                                            ------------------     through
                                              2001      2000     June 30, 2001
                                            --------  --------   -------------

Revenues                                    $      -  $      -   $           -

Selling, general and administrative            3,174     4,806          13,285
                                            --------  --------   -------------

Net loss                                    $ (3,174) $ (4,806)  $     (13,285)
                                            ========  ========   =============


Basic loss per share                        $    .00  $    .00   $         .00
                                            ========  ========   =============

Weighted average common shares outstanding   500,000   500,000         500,000
                                            ========  ========   =============






















                        See notes to financial statements

                              HATCO HOLDINGS, LTD.
             (formerly Hatco General Contractors of Portland, Inc.)
                          (a development stage company)


                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                              Three-month period
                                                 ended June 30,
                                             ----------------------
                                                2001         2000
                                             ---------    ---------

Revenues                                     $       -    $       -

Selling, general and administrative              2,637        2,403
                                             ---------    ---------

Net loss                                     $  (2,637)   $  (2,403)
                                             =========    =========


Basic loss per share                         $     .00    $     .00
                                             =========    =========

Weighted average common shares outstanding     500,000      500,000
                                             =========    =========






















                        See notes to financial statements



                              HATCO HOLDINGS, LTD.
             (formerly Hatco General Contractors of Portland, Inc.)
                          (a development stage company)


                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)


                                                                                 Deficit
                                                                               Accumulated
                                              Number of            Additional   During the
                                                Shares     Common   paid-in    Development
                                             Common Stock   Stock    capital      Stage      Total
                                             ------------  ------  ----------  -----------  --------
Balance at January 17, 1995 (inception)                 -  $    -  $        -  $         -  $      -

Stock issued for cash advances made on
   behalf of the Company at $.001 per share       500,000     500           -            -       500

Net loss                                                -       -           -         (500)     (500)
                                             ------------  ------  ----------  -----------  --------

Balance at December 31, 1995                      500,000     500           -         (500)        -

Net loss                                                -       -           -            -         -
                                             ------------  ------  ----------  -----------  --------

Balance at December 31, 1996, 1997,
   1998, and 1999                                 500,000     500           -         (500)        -

Administrative expenses paid by officer                 -       -       1,000            -     1,000

Net loss                                                -       -           -       (9,611)   (9,611)
                                             ------------  ------  ----------  -----------  --------

Balance at December 31, 2000                      500,000     500       1,000      (10,111)   (8,611)

Administrative expenses paid by officer
(unaudited)                                             -       -       7,500            -     7,500

Net loss (unaudited)                                    -       -           -       (3,174)   (3,174)
                                             ------------  ------  ----------  -----------  --------

Balance at June 30, 2001 (unaudited)              500,000  $  500  $    8,500  $   (13,285) $ (4,285)
                                             ============  ======  ==========  ===========  ========









                        See notes to financial statements



                              HATCO HOLDINGS, LTD.
             (formerly Hatco General Contractors of Portland, Inc.)
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                Six-month period  January 17, 1995
                                                 ended June 30,     (inception)
                                                ----------------      through
                                                 2001     2000     June 30, 2001
                                                -------  -------  ----------------
Net loss                                        $(3,174) $(4,806) $        (13,285)
                                                -------  -------  ----------------
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Increase (decrease) in accrued expenses    (4,326)   3,806            (4,326)
      Administrative expenses paid by officer     7,500    1,000             8,500
      Issuance of common stock for cash advances      -        -             9,111
                                                -------  -------  ----------------

          Net cash used in operating activities   3,174    4,806            13,285
                                                -------  -------  ----------------

Net increase (decrease) in cash                       -        -                 -

Cash, beginning of period                             -        -                 -
                                                -------  -------  ----------------

Cash, end of period                             $     -  $     -  $              -
                                                =======  =======  ================

















                        See notes to financial statements

                              HATCO HOLDINGS, LTD.
             (formerly Hatco General Contractors of Portland, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 2001


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


4.   Basis of presentation

     In the course of its development activities the Company has sustained continuing losses and expects such losses to continue for the foreseeable future. The Company's management plans on advancing funds on an as needed basis and in the longer term, revenues from the operations of the business or a merger candidate, if found. The Company's ability to continue as a going concern is dependent on these additional management advances and, ultimately, upon achieving profitable operations though the business or a merger candidate.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HATCO HOLDINGS LTD.
                                       (Registrant)

                                       Dated:  August 17, 2001



                                       By:   s/Vaughan M. Dabbs
                                          ---------------------------------
                                       Its:  President
                                           -------------------------------